Form 10-Q
ATC CAPITAL GROUP LTD
filed 1996-05-20
CIK 799900

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                For Quarter Ended March 31, 1996


                          33-8356-NY
                    (Commission File Number)


                       ATC CAPITAL GROUP, LTD.
     (Exact name of Registrant as specified in its charter)


          Delaware                                13-3356966
(State or other jurisdiction                 (IRS Employer
 of incorporation or organization)            Identification No.)


      245 Park Avenue, 40th Floor, New York, New York 10167
            (Address of Principal Executive Offices)


                          (212) 692-1852
      (Registrant's Telephone Number, including area code)


    102 N.E. 2nd Street, Suite 193, Boca Raton, Florida 33432
      (Former name, former address and former fiscal years,
                  if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   x     No

There were 3,275,000 shares of the Company's Common Stock, $.0002 par value per share, issued and outstanding at March 31, 1996.

                     ATC CAPITAL GROUP, LTD.
                  (A Development Stage Company)



                              INDEX



PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets - March 31, 1996 (unaudited) and
               December 31, 1995.

               Statement of Operations - Three months ended March
               31, 1996 and 1995 and cumulative from inception to March 31, 1996 (unaudited).

               Statement of Cash Flows - Three months ended March
               31, 1996 and 1995, and cumulative from inception to March 31, 1996 (unaudited).

               Notes to Financial Statements.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                     ATC CAPITAL GROUP, LTD.
                  (A Development Stage Company)


                 PART I - FINANCIAL INFORMATION



Item I.   Financial Statements

                     ATC CAPITAL GROUP, LTD.
                  (A Development Stage Company)

                          BALANCE SHEET


                             ASSETS

                                       March 31,      December 31,
                                         1996             1995
                                      (Unaudited)
CURRENT ASSETS:

 Cash                                 $       3        $     120

        TOTAL CURRENT ASSETS          $       3        $     120



              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                     $  50,048        $     -0-
 Note Payable - Stockholder              80,857              -0-

        TOTAL CURRENT LIABILITIES       130,905              -0-

LONG-TERM LIABILITIES
 Loan payable - related parties               0            3,450

SHAREHOLDERS' EQUITY:
   Common stock, $.0002 par value
   at March 31, 1996 and $.0001 at
   December 31, 1995; 30,000,000
   shares authorized; issued and
   outstanding, 6,550,000 at
   December 31, 1995 and 3,275,000
   shares at March 31, 1996                 655              655
 Additional paid-in capital             593,459          593,459
 Accumulated deficit                   (725,016)        (597,444)

        TOTAL SHAREHOLDERS' EQUITY     (130,902)          (3,330)

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $       3        $     120



The accompanying notes are an integral part of the financial statement.

                          ATC CAPITAL GROUP LTD.
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                       Period from
                            Three Months Ended         April 4, 1986
                                 March 31,             (Inception) to
                           1996           1995         March 31, 1996
REVENUES:
   Interest and
    other income        $    3,482     $     -          $   31,268


COSTS AND EXPENSES:
   Interest expense           -              -                 253
   Selling and
    administrative         131,054          3,350          441,458
   Loss on loans
    receivable                -              -             314,573
   Total Costs
    and Expenses           131,054          3,350          756,284

NET LOSS                $ (127,572)    $   (3,350)      $ (725,016)

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING      3,275,000      3,000,000          749,567

NET INCOME (LOSS)
PER COMMON SHARE        $     (.04)     $     -         $     (.97)

















The accompanying notes are an integral part of the financial statement.

                          ATC CAPITAL GROUP LTD.
                       (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                           Period from
                                    Three Months Ended     April 4, 1986
                                        March 31,          (Inception) to
                                     1996        1995      March 31, 1996
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net Loss                       $(127,572)  $  (3,350)   $ (725,016)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
   Forgiven debt                     (3,450)        -          (3,450)
   Settlement costs                     -           -          35,000
   Compensation paid in stock           -           -          12,500
   Conversion of loans to equity        -           -           6,253
   Loss on loan receivable              -           -         299,573
   Increase (decrease)
     in payables                    130,905         -         124,905
   Total Adjustments                127,455         -         474,781

   Net cash (used in)
    operating activities:              (117)     (3,350)     (250,235)

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Advances on loans or notes           -           -        (875,000)
   Repayment of loans or notes          -           -         540,427

   Net cash (used in)
    investing activities               -            -        (334,573)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from borrowing             -            -           9,450
   Sale of equity securities           -          9,000       594,613
   Offering costs                      -            -         (19,252)

   Net cash provided by
    financing activities               -          9,000       584,811

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS            (117)      5,650             3

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                   120       1,193           -

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                   $       3   $   6,843     $       3


The accompanying notes are an integral part of the financial statement.

                          ATC CAPITAL GROUP, INC.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)


NOTE 1 - FAIR PRESENTATION

         The balance sheet as of March 31, 1996, the statement of operations for the three months ended March 31, 1996, and the statement of cash flows for the three months ended March 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal continuing accruals) considered necessary to present fairly the financial position and results of operations at March 31, 1996, and for all periods presented have been made. The operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995

NOTE 2 - BACKGROUND

         On March 26, 1996, the Company effected a reverse stock split whereby each two (2) shares of its Common Stock, par value $.0001 per share, issued and outstanding immediately prior thereto was converted into one share of its Common Stock, par value $.0002 per share. As a result, the total number of shares issued and outstanding was reduced from 6,550,000 to 3,275,000. Retroactive effect has been given in the financial statements included herein to the reverse stock split.

NOTE 3 - NOTE PAYABLE

         Since February 1996, the Company has borrowed funds from its principal stockholder, International Finance Asia Limited ("IFAL"), with the proceeds of such borrowing being and to be used for working capital purposes. The loan is repayable on demand and is non-interest bearing.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

As of March 31, 1996 and December 31, 1995, the Company had current assets (consisting of cash) of $3 and $120 respectively. The Company had current liabilities of $130,905 as of March 31, 1996, compared to long term liabilities of $3,450 at December 31, 1995. Total assets of the Company at March 31, 1996 and at December 31, 1995 amounted to $3 and $120 respectively and the Company had a negative net worth of $130,902 as compared to $3,330 at December 31, 1995. The decrease in net worth was the result of incurring operating expenses, primarily legal and stock transfer fees, wages and travel and accommodation expenses of its management and staff and not receiving any income other than income arising out of the forgiveness of indebtedness by certain shareholders of the Company.

Liquidity and Capital Resources

At March 31, 1996, the Company had cash of $3. The Company's operating expenses for the three months ended March 31, 1996 consisted primarily of legal and stock transfer fees, wages and travel and accommodation expenses of its management and staff. The Company has no business operations other than seeking suitable investment opportunities for the Company and its expenses will consist primarily of fees and expenses in connection therewith.

     The Company had no outstanding resource commitments as of March 31, 1996. The Company has no present material commitments for additional capital expenditures. Except for the loan described in Note 3 to the accompanying financial statements, the Company has no outstanding credit lines or commitments in place and, apart from the need to meet the expenses referred to above, has no current need for financial credit.

Results of Operations

Apart from income arising out of the forgiveness of indebtedness by certain shareholders of the Company of $3,450 in the three month period ended March 31, 1996 referred to above, the Company had no revenue for the three month periods ended March 31, 1996 and December 31, 1995. Operating expenses for the three month period ended March 31, 1996 were $131,054, primarily consisting of legal and stock transfer fees, wages and travel and accommodation expenses for the Company's management and other operating expenses compared to operating expenses for the three month period ended December 31, 1995 of $532. The increase in operating expenses is attributable to the Company seeking suitable investment opportunities.

                             PART II



Item 1.  LEGAL PROCEEDINGS

         Not applicable.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits required to be filed for the period covered by this Report.

         (b) The Registrant filed a Current Report on Form 8-K during this reporting period dated March 11, 1996, and reporting Item 1. Change in Control of Registrant that the Company's then current officers, directors and certain stockholders sold an aggregate of 4,750,000 shares of the Company's Common Stock to International Finance Asia Limited.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATC CAPITAL GROUP, LTD.



Date: May 16, 1996              By:/s/ Dennis Charter
                                   Dennis Charter, Chairman



Date: May 16, 1996              By:/s/ Andrew I. Patrick
                                   Andrew I. Patrick, Chief
                                   Financial Officer