Form 10-Q
period 1996-06-30
ATC CAPITAL GROUP LTD
filed 1996-08-13
CIK 799900

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1996


                                 33-8356-NY
                             (Commission File Number)


                           CYPHERCOM SOLUTIONS, INC.
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


                            ATC CAPITAL GROUP, LTD.
               (Former name, former address and former fiscal years,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x     No

There were 16,000,000 shares of the Company's Common Stock, $.0002 par value per share, issued and outstanding at June 30, 1996.

                         CYPHERCOM SOLUTIONS, INC.
                     (f/k/a/ ATC Capital Group, Ltd.)
                      (A Development Stage Company)



                                  INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995.

          Statement of Operations - Three months and six months ended June 30, 1996 and 1995 and cumulative from inception to June 30, 1996 (unaudited).

          Statement of Cash Flows - Three months and six months ended June 30, 1996 and 1995, and cumulative from inception to June 30, 1996 (unaudited).

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security-Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                          CYPHERCOM SOLUTIONS, INC.
                       (f/k/a/ ATC Capital Group, Ltd.)
                        (A Development Stage Company)



                        PART I - FINANCIAL INFORMATION



Item I.Financial Statements

                           CYPHERCOM SOLUTIONS, INC.
                       (f/k/a/ ATC Capital Group, Ltd.)
                         (A Development Stage Company)

                                BALANCE SHEET

                                   ASSETS

                                       June 30,       December 31,
                                         1996             1995
                                      (Unaudited)      (Audited)
CURRENT ASSETS:

 Cash                                 $      64        $     120

        TOTAL CURRENT ASSETS                 64              120

OTHER ASSETS:

  Investments                             2,545              -
                                      $   2,609        $     120


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                     $ 360,072        $     -0-
 Note Payable - Stockholder              80,857              -0-

        TOTAL CURRENT LIABILITIES       440,929              -0-

LONG-TERM LIABILITIES
 Loan payable - related parties             -0-            3,450

SHAREHOLDERS' EQUITY:
   Common stock, $.0002 par value
   at June 30, 1996 and $.0001 at
   December 31, 1995; 30,000,000
   shares authorized; issued and
   outstanding, 6,550,000 at
   December 31, 1995 and 16,000,000
   shares at June 30, 1996                3,200              655
 Additional paid-in capital             593,459          593,459
 Accumulated deficit                 (1,034,979)        (597,444)

         TOTAL SHAREHOLDERS' EQUITY    (438,320)          (3,330)

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $   2,609        $     120



The accompanying notes are an integral part of the financial statement.

                            CYPHERCOM SOLUTIONS, INC.
                         (f/k/a/ ATC Capital Group, Ltd.)
                          (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                     Period from
                            Three Months Ended             Six Months Ended          April 4, 1986
                                  June 30,                      June 30,             (Inception) to
                           1996           1995            1996          1995         June 30, 1996
REVENUES:
     Interest and
          other income     $     -         $    -         $   3,482     $   -         $   31,268


COSTS AND EXPENSES:
     Interest expense            -              -               -           -                253
     Selling and
       administrative        309,963           8,319        441,017        11,670        751,421
     Loss on loans
          receivable             -              -               -            -           314,573
     Total Costs
          and Expenses       309,963           8,319        441,017        11,670      1,066,247

Net Loss                  $ (309,963)      $  (8,319)    $ (437,535)    $ (11,670)   $(1,034,979)

Loss per share,
based on average
weighted number of
shares outstanding        $     (.02)      $     -       $     (.03)     $   -        $    (1.27)


Number of Shares          16,000,000        3,275,000      16,000,000    3,275,000       811,668




The accompanying notes are an integral part of the financial statement.

                           CYPHERCOM SOLUTIONS, INC.
                        (f/k/a/ ATC Capital Group, Ltd.)
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            Period from
                                    Six Months Ended        April 4, 1986
                                         June 30,          (Inception) to
                                     1996        1995       June 30, 1996
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net Loss                       $(437,535)  $ (11,670)     $(1,034,979)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:
   Forgiven debt                     (3,450)        -             (3,450)
   Settlement costs                     -           -             35,000
   Compensation paid in stock           -           -             12,500
   Conversion of loans to equity        -           -              6,253
   Loss on loan receivable              -           -            299,573
   Increase in investments           (2,545)                      (2,545)
   Increase (decrease)
     in payables                    440,929         -            434,929
   Total Adjustments                434,934         -            782,260

   Net cash (used in)
    operating activities:            (2,601)    (11,670)        (252,719)

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Advances on loans or notes           -           -           (875,000)
   Repayment of loans or notes          -           -            540,427

   Net cash (used in)
    investing activities                -           -           (334,573)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from borrowing              -         3,000            9,450
   Sale of equity securities          2,545       9,000          597,158
   Offering costs                       -           -            (19,252)

   Net cash provided by
    financing activities              2,545      12,000          587,356

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS             (56)        330               64

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                   120       1,194              -

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                   $      64   $   1,524        $      64


The accompanying notes are an integral part of the financial statement.

                         CYPHERCOM SOLUTIONS, INC.
                      (f/k/a/ ATC Capital Group, Ltd.)
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)


NOTE 1 - FAIR PRESENTATION

The balance sheet as of June 30, 1996, the statement of operations for the three months and six months ended June 30, 1996, and the statement of cash flows for the three months and six months ended June 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal continuing accruals) considered necessary to present fairly the financial position and results of operations at June 30, 1996, and for all periods presented have been made. The operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

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

On June 17, 1996, the Company acquired all of the issued and outstanding capital stock of PaySafe, Inc. (f/k/a NetSafe, Inc.), a Delaware corporation ("Paysafe"), from the Company's controlling shareholder, International Finance Asia Limited, a British Virgin Islands corporation ("IFAL"), in exchange for 6,362,500 of the Company's authorized but unissued shares of Common Stock. Simultaneously, the Company also acquired all of the issued and outstanding capital stock of Larisa Trading Pte Limited, a corporation formed under the laws of Singapore ("Larisa"), from IFAL in exchange for 6,362,500 of the Company's authorized but unissued shares of Common Stock.

Both PaySafe and Larisa were recently incorporated and neither has conducted any business or has any assets other than a license (each, a "License") from IFAL to use and commercially exploit throughout the United States and its

                           CYPHERCOM SOLUTIONS, INC.
                        (f/k/a/ ATC Capital Group, Ltd.)
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 1996
                                 (Unaudited)


NOTE 2 - BACKGROUND (Cont'd)

possessions in the case of PaySafe and throughout the reset of the world in the case of Larisa, certain technology developed by IFAL, primarily computer software and other intellectual property rights, relating to the establishment of secure automated financial exchanges on open networks, including the Internet. Each License is perpetual and provides for the payment to IFAL of a royalty equal to one percent (1%) of the gross revenue received by PaySafe and Larisa from the use, distribution, sublicense or other commercial exploitation of the licensed technology up to a maximum of $500,000 per License.

NOTE 3 - NOTE PAYABLE

Since January 1996, the Company has borrowed funds from its controlling stockholder, International Finance Asia Limited, with the proceeds of such borrowing being and to be used for working capital purposes. The loan is repayable on demand and is non-interest bearing.

NOTE 4 -SUBSEQUENT EVENTS

On July 1, 1996, the Company increased its authorized capital stock from 30,000,000 shares of Common Stock to 76,000,000 shares of capital stock consisting of 75,000,000 shares of Common Stock par value $.0002 per share, and 1,000,000 shares of Preferred Stock par value $1.00 per share.

On July 19, 1996, the Company privately placed 2,500 shares of its Series A Convertible Preferred Stock at an issue price of $1,000 per share. The Company realized net proceeds from the placement, after deduction of placement fees and other expenses, of approximately $2,350,000. The Series A Convertible Preferred Stock is non-voting, non-redeemable and may be converted solely into shares of the Company's Common Stock at the lesser of $2.50 per share or 80% of the closing bid price of the Company's Common Stock on the date of conversion. The placement agent was issued a warrant which entitles it to purchase 125,000 shares of the Company's Common Stock at $2.50 per share at any time and from time to time until July 19, 1998.

On August 6, 1996, the Company changed its name from ATC Capital Group, Ltd. to CypherCom Solutions, Inc.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements including the notes thereto.


Financial Condition

     As of June 30, 1996 and March 31, 1996, the Company had current assets (consisting of cash) of $64 and $3, respectively. The Company had current liabilities of $440,929 as of June 30, 1996, compared to current liabilities of $130,905 at March 31, 1996. Total assets of the Company at June 30, 1996 and as at March 31, 1996 amounted to $2,609 and $3 respectively and the Company had a negative net worth of $438,320 as of June 30, 1996, as compared to a negative net worth of $130,902 at March 31, 1996. The decrease in net worth was the result of incurring operating expenses, primarily salaries of management, travel and accommodation expenses of its management and staff, legal fees, and general and administrative expense, and not receiving any income.


Liquidity and Capital Resources

     At June 30, 1996, the Company had cash of $64. The Company's operating expenses for the three months ended June 30, 1996, consisted primarily of salaries of management, travel and accommodation expenses of its management and staff, legal fees and general and administrative expenses. The Company had no business operations other than seeking suitable investment opportunities for the Company until June 17, 1996, when the Company acquired PaySafe and Larisa and the licenses owned by such entities. As indicated in
Note 4, the Company completed a private placement from which the Company realized net proceeds of approximately $2,350,000. These funds will be used to purchase equipment, and otherwise commercially exploit the licensed software, general administrative expenses and other working capital purposes. It is expected that the Company will require additional funds to fully complete the commercial exploitation of the licensed software. In order to raise such additional funds, the Company will need to sell additional securities or obtain alternative financing.

     The Company has no present material commitments for additional capital expenditures. Except for the loan described in Note 3 to the accompanying financial statements, the Company has no outstanding credit lines or commitments in place and, apart from the need to meet the expenses referred to above, has no current need for financial credit.

Results of Operations

     Apart from the income arising out of the forgiveness of indebtedness by certain shareholders of the Company of $3,482 in the three month period ended March 31, 1996, the Company had no revenue for the three month and six month periods ended March 31, 1996 and June 30, 1996. Operating expenses for the three month period ended June 30, 1996 were $309,963, primarily consisting of salaries of management, travel and accommodation expenses of its management and staff, legal fees, and general and administrative expenses compared to operating expenses for the three month period ended March 31, 1996 of $131,054. The increase in operating expenses is attributable to the Company seeking suitable investment opportunities.

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

(b) The Registrant filed a Current Report on Form 8-K during this reporting period dated June 14, 1996, and reported under "Item 2. Acquisition or Disposition of Assets" that the Company issued an aggregate of 12,725,000 shares of the Company's Common Stock to International Finance Asia Limited in exchange for all of the issued and outstanding capital stock of PaySafe, Inc. and Larisa Trading Pte Limited.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CYPHERCOM SOLUTIONS, INC.



Date: August 12, 1996               By:/s/ Dennis Charter
                                       Dennis Charter, Chairman



Date: August 12, 1996               By:/s/ Andrew I. Patrick
                                       Andrew I. Patrick, Chief
                                       Financial Officer