Form 10-Q
period 1996-09-30
ATC CAPITAL GROUP LTD
filed 1996-11-19
CIK 799900

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

                                   33-8356-NY
--------------------------------------------------------------------------------
                            (Commission File Number)

                            CYPHERCOM SOLUTIONS, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in Charter)

                                    Delaware
--------------------------------------------------------------------------------
                 (State or other jurisdiction of Incorporation)

                                   13-3356966
--------------------------------------------------------------------------------
                      (IRS Employer Identification Number)

              114 47th Street, 24th Floor, New York, New York 10036
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 869-2800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             ATC CAPITAL GROUP, LTD.
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 16,000,000 shares of the Company's Common Stock, $.0002 par value per share, issued and outstanding at September 30, 1996.

There were 2,500 shares of the Company's Preferred Stock Series A, $1.00 par value per share, issued and outstanding at September 30, 1996.

                            CYPHERCOM SOLUTIONS, INC.
                         (f/k/a ATC Capital Group, Ltd.)
                          (A Development Stage Company)

                                      INDEX

Part I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheet -- September 30, 1996 (unaudited), and December 31, 1995

             Statement of Operations -- Three months and nine months ended September 30, 1996 and 1995 and cumulative from inception to September 30, 1996 (unaudited).

             Statement of Cash Flows -- Three months and nine months ended September 30, 1996 and 1995 and cumulative from inception to September 30, 1996 (unaudited).

             Notes to Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security-Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                            CYPHERCOM SOLUTIONS, INC.
                         (f/k/a ATC Capital Group, Ltd.)
                          (A Development Stage Company)

                         PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                                                      CYPHERCOM SOLUTIONS, INC.
                                                   (f/k/a ATC Capital Group, Ltd.)
                                                    (A Development Stage Company)

                                                       CONDENSED BALANCE SHEET
                                                                                                  September 30,      December 31,
                                                                                                      1996               1995
                                                                                                 ---------------    ---------------
                                                                                                   (Unaudited)            (*)
                                                 ASSETS

Current Assets:
      Cash ...................................................................................   $       256,382    $           120
      Deferred Expenses ......................................................................            36,000               --
                                                                                                 ---------------    ---------------
           Total Current Assets ..............................................................           292,382                120

Property and Equipment, net ..................................................................         1,317,705               --
Other Assets:
      Security Deposits ......................................................................           141,078
      Investments ............................................................................             2,545               --
                                                                                                 ---------------    ---------------
           Total Other .......................................................................           143,628
                                                                                                 ---------------    ---------------
                                                                                                 $     1,753,710    $           120
                                                                                                 ===============    ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable and Accrued Expenses ..................................................   $       121,169    $          --
                                                                                                 ---------------    ---------------
Due to Related Party .........................................................................              --                3,450
                                                                                                 ---------------    ---------------
Stockholders' Equity:
      Convertible Preferred Stock, Series A- $1.00 par value, 1,000,000 shares authorized;
        2,500 shares issued and outstanding ..................................................             2,500               --

      Common stock, $.0002 par value at September 30, 1996 and $.0001 at
        December 31, 1995; 75,000,000 shares and 30,000,000 shares authorized respectively;
        issued and outstanding, 6,550,000 at December 31, 1995 and 16,000,000 shares at
        September 30, 1996 ...................................................................             3,200                655

      Additional paid-in capital .............................................................         2,965,891            593,459
      Retained earnings (deficit) ............................................................        (1,339,050)          (597,444)
                                                                                                 ---------------    ---------------
           Total Stockholders' Equity ........................................................         1,632,541             (3,330)
                                                                                                 ---------------    ---------------
                                                                                                 $     1,753,710    $           120
                                                                                                 ===============    ===============

* Condensed from audited annual financial statements

                                                      CYPHERCOM SOLUTIONS, INC.
                                                   (f/k/a ATC Capital Group, Ltd.)
                                                    (A Development Stage Company)

                                                  CONDENSED STATEMENT OF OPERATIONS
                                                             (UNAUDITED)
                                                                                                                       Period from
                                                                                                                      April 4, 1986
                                                          Three Months Ended               Nine Months Ended          (inception) to
                                                             September 30,                    September 30,           September 30,
                                                          1996            1995            1996            1995            1996
                                                      ------------    ------------    ------------    ------------    -------------

Revenues:
      Interest and Other Income ....................  $      3,356    $       --      $      6,838    $       --      $      34,624
                                                      ------------    ------------    ------------    ------------    -------------
Costs and Expenses:
      Interest expense .............................          --              --              --              --                253
      Selling and Administrative ...................       200,586           1,321         641,603          12,991          952,007
      Depreciation .................................       106,841            --           106,841            --            106,841
      Loss on Loans Receivable .....................          --              --              --              --            314,573
                                                      ------------    ------------    ------------    ------------    -------------
      Total Costs & Expenses .......................       307,427           1,321         748,444          12,991        1,373,674
                                                      ------------    ------------    ------------    ------------    -------------
Net Loss ...........................................  $   (304,071)   $     (1,321)   $   (741,606)   $    (12,991)   $  (1,339,050)
                                                      ============    ============    ============    ============    =============

Loss per share, based on average weighted number of
  shares outstanding ...............................  $      (0.02)   $       --      $      (0.05)   $       --      $       (0.96)
                                                      ============    ============    ============    ============    =============
Number of Shares ...................................    16,000,000       6,550,000      16,000,000       6,138,889        1,399,824
                                                      ============    ============    ============    ============    =============

                                                      CYPHERCOM SOLUTIONS, INC.
                                                   (f/k/a ATC Capital Group, Ltd.)
                                                    (A Development Stage Company)

                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                                                                                      Period from
                                                                                                                     April 4, 1986
                                                                                     For the Nine Months             (inception) to
                                                                                     Ended September 30,              September 30,
                                                                                   1996               1995               1996
                                                                              ---------------    ---------------    ---------------

Cash Flows from Operating Activities:
      Interest income received ............................................   $         6,838    $          --      $        19,415
      Cash paid for goods and services ....................................          (697,512)           (12,991)          (960,207)
                                                                              ---------------    ---------------    ---------------
  Total Cash Flows from Operating Activities ..............................          (690,674)           (12,991)          (940,792)
                                                                              ---------------    ---------------    ---------------
Cash Flows from Investing Activities:
      Acquisition of property and equipment ...............................        (1,424,546)              --           (1,424,546)
      Advances on loans or notes ..........................................              --                 --             (875,000)
      Repayment on loans or notes .........................................              --                 --              540,427
                                                                              ---------------    ---------------    ---------------
  Cash Flows from Investing Activities ....................................        (1,424,546)              --           (1,759,119)
                                                                              ---------------    ---------------    ---------------

                                                      CYPHERCOM SOLUTIONS, INC.
                                                   (f/k/a ATC Capital Group, Ltd.)
                                                    (A Development Stage Company)

                                           CONDENSED STATEMENTS OF CASH FLOWS - Continued
                                                             (UNAUDITED)
                                                                                                                     Period from
                                                                                                                    April 4, 1986
                                                                                    For the Nine Months             (inception) to
                                                                                    Ended September 30,             September 30,
                                                                                  1996               1995               1996
                                                                             ---------------    ---------------    ---------------

Cash Flows from Financing Activities:
      Issuance of preferred stock .........................................         2,500,000               --            2,500,000
      Sale of equity services .............................................              --                9,000            594,613
      Offering costs ......................................................          (125,068)              --             (144,320)
      Proceeds from borrowing .............................................              --                3,000              9,450
      Reduction on borrowing ..............................................            (3,450)              --               (3,450)
                                                                              ---------------    ---------------    ---------------
  Cash Flows from Financing Activities ....................................         2,371,482             12,000          2,956,293
                                                                              ---------------    ---------------    ---------------
Increase in cash ..........................................................           397,340               (991)           397,460
Cash balance, beginning ...................................................               120              1,194               --
                                                                              ---------------    ---------------    ---------------
Cash balance, end .........................................................   $       397,460    $           203    $       397,460
                                                                              ===============    ===============    ===============

                                                      CYPHERCOM SOLUTIONS, INC.
                                                   (f/k/a ATC Capital Group, Ltd.)
                                                    (A Development Stage Company)

                                           CONDENSED STATEMENTS OF CASH FLOWS - Continued
                                                             (UNAUDITED)
                                                                                                                      Period from
                                                                                                                     April 4, 1986
                                                                                      For the Nine Months            (inception) to
                                                                                      Ended September 30,            September 30,
                                                                                   1996               1995               1996
                                                                              ---------------    ---------------    ---------------

Reconciliation of Net Income to Cash Flows from Operating Activities:

Net Income ................................................................   $      (741,606)   $       (12,991)   $    (1,339,050)
                                                                              ---------------    ---------------    ---------------
Adjustments:

      Depreciation ........................................................           106,841               --              106,841
      Compensation paid in stock ..........................................              --                 --               12,500
      Conversions of loans to equity ......................................              --                 --                6,253
      Settlement costs ....................................................              --                 --               35,000
      Loss on loan receivable .............................................              --                 --              299,573
      Increase in prepaid expenses ........................................           (36,000)              --              (36,000)
      Increase in security deposits .......................................          (141,078)          (141,078)
      Increase in payables ................................................           121,169               --              115,169
                                                                              ---------------    ---------------    ---------------
  Total Adjustments .......................................................            50,932               --              398,258
                                                                              ---------------    ---------------    ---------------
Cash Flows from Operating Activities ......................................   $      (690,674)   $       (12,991)   $      (940,792)
                                                                              ===============    ===============    ===============

                            CYPHERCOM SOLUTIONS, INC.
                         (f/k/a ATC Capital Group, Ltd.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: FAIR PRESENTATION

        The balance sheet as of September 30, 1996, the statement of operations for the three month and nine month periods ended September 30, 1996 and September 30, 1995, and the statement of cash flows for the three months and nine months ended September 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary to present fairly the financial position and results of operations at September 30, 1996 and for all periods presented have been made. The operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.


NOTE 2: BACKGROUND

        On March 26, 1996, the Company acquired all of the issued and outstanding capital stock of PaySafe, Inc. (f/k/a NetSafe, Inc.), a Delaware corporation ("PaySafe"), from the company's controlling shareholder, International Finance Asia Limited, a British Virgin Islands corporation ("IFAL"), in exchange for 6,362,500 of the company's authorized but unissued shares of Common Stock. Simultaneously, the Company also acquired all of the issued and outstanding capital stock of Larisa Trading Pte Limited, a corporation formed under the laws of Singapore ("Larisa"), from IFAL in exchange for 6,632,500 of the company's authorized but unissued shares of Common Stock.

        Both PaySafe and Larisa were recently incorporated and neither has conducted any business or has any assets other than a license (each, a "License") from IFAL to use and commercially exploit, throughout the United States and its possessions in the case of PaySafe and throughout the rest of the world in the case of Larisa, certain technology developed by IFAL, primarily computer software and other intellectual

                            CYPHERCOM SOLUTIONS, INC.
                         (f/k/a ATC Capital Group, Ltd.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2: BACKGROUND - Continued

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


NOTE 3: NOTE PAYABLE

        Since January 1996, the Company has borrowed funds from its controlling stockholder, International Finance Asia Limited, with the proceeds of such borrowing being and to be used for working capital purposes. The loan is repayable on demand and is non-interest bearing. During the current quarter, the borrowing was repaid.


NOTE 4: PREFERRED STOCK

        On July 1, 1996, the Company increased its authorized capital stock from 30,000,000 shares of Common Stock to 76,000,000 shares of capital stock consisting of 75,000,000 shares of Common Stock par value $.0002 per share, and 1,000,000 shares of Preferred Stock par value $1.00 per share.

        On July 19, 1996, the Company privately placed 2,500 shares of its Series A Convertible Preferred Stock at an issue price of $1.00 per share. The Company realized net proceeds from the placement, after deduction of placement fees and other expenses, of approximately $2,375,000. The Series A Convertible Preferred Stock is non-voting, non-redeemable and may be converted solely into shares of the Company's Common Stock at the lesser of $2.50 per share or 80% of the closing bid price of the Company's Common Stock on the date of conversion. The placement agent was issued a warrant which entitles it to purchase

                            CYPHERCOM SOLUTIONS, INC.
                         (f/k/a ATC Capital Group, Ltd.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4: PREFERRED STOCK - Continued

        125,000 shares of the Company's Common Stock at $2.50 per share at any time and from time to time until July 19, 1998.

        On August 6, 1996, the Company changed its name from ATC Capital Group, Ltd. to CyperCom Solutions, Inc.


NOTE 5: SUBSEQUENT EVENT

        In October 1996, the Company entered into an agreement with another party to receive strategic, marketing and other advice relating to the promotion of the Company's product. In connection therewith, the Company issued a warrant to purchase 2,500,000 shares of the Company's Common Stock at the lesser of $2.50 per share or 80% of the quoted market price per share on or about the date of exercise. The warrant expires on April 24, 1997. In addition, the Company is obligated to pay certain expenses up to a maximum of approximately $111,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.


Financial Condition

As of September 30, 1996 and June 30, 1996, the Company had current assets, (consisting primarily of cash), of $292,382 and $64, respectively. The Company had current liabilities of $121,169 as of September 30, 1996 compared to current liabilities of $440,929 at June 30, 1996. Total assets of the Company at September 1996 and at June 30, 1996 amounted to $1,753,710 and $2,609 respectively and the Company had a net worth of $1,632,541 as of September 30, 1996, as compared to a negative net worth of $438,320 at June 30, 1996. The net change in the Company's net worth was due to the issuance of preferred stock, which the Company realized net proceeds of approximately $2,375,000 and a net loss of $304,071 for the three months ended September 30, 1996. The loss primarily consisted of expenses related to the salaries of management, travel and accommodation expenses of its management and staff, legal and professional fees, depreciation, general and administrative expenses, and not receiving any operating revenue. The change in assets was due to the acquisition of equipment and an increase of cash, which was funded by the issuance of the preferred stock, as described in Note 4 to the financial statements.


Liquidity and Capital Resources

At September 30, 1996, the Company had cash of $256,382. The Company's operating expenses for the three months ended September 30, 1996 consisted primarily of salaries of management, travel and accommodation expenses of its management and staff, legal and professional fees, depreciation and general and administrative expenses. The Company had no business operations other than seeking suitable investment opportunities until June 17, 1996, when the Company acquired PaySafe and Larisa and the licenses owned by such entities. As discussed in Note 4 to the financial statements, the Company completed a private placement from which the Company realized net proceeds of approximately $2,375,000. These funds are being used to purchase equipment and otherwise commercially exploit the licensed software, general administrative expenses, and other working capital purposes. It is expected that the Company will require additional funds to fully complete the commercial exploitation of the licensed software. In order to raise such additional funds, the Company will need to sell additional securities or obtain alternative financing.

The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or commitments in place and, apart from the need to meet the expenses referred to above, has no current need for financial credit.


Results of Operations

Apart from interest income, the Company had no operating revenue for the three month and nine month periods ended June 30, 1996 and September 30, 1996. Operating expenses for the three month period ended September 30, 1996 were $307,427, primarily consisting of salaries of management, travel and accommodation expenses of its management and staff, legal and professional fees, depreciation, and general and administrative expenses compared to operating expenses for the three month period ended June 30, 1996 of $309,963.

                                     PART II

Item 1. LEGAL PROCEEDINGS

        Not applicable


Item 2. CHANGES IN SECURITIES

        Not applicable


Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        Not applicable


Item 5. OTHER INFORMATION

        Not applicable


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        See Exhibit Index

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CYPERCOM SOLUTIONS, INC.
                                        (Registrant)

Dated: November 18, 1996                By: /s/ Dennis Charter
                                            ------------------------------------
                                            Name:  Dennis Charter
                                            Title: Chairman of the Board and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number  Description
--------------  ----------------------------------------------------------------

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)